Form 10-Q
period 1996-09-30
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 1996-11-14
CIK 1011474

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to __________

                     Commission File number: 33-37983-____


                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
             (Exact name of registrant as specified in its charter)


           TEXAS                                               76-0486529
(State or other jurisdiction                                (I.R.S. Employer
       of organization)                                    Identification No.)


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

Yes  X      No
    ---        ---

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                                     INDEX




PART I. FINANCIAL INFORMATION                                     PAGE


      ITEM 1. FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1996 and December 31, 1995         3

            Statements of Operations

                - Three month and nine month periods
                   ended September 30, 1996                        4

            Statement of Cash Flows

                - Nine month period ended September 30, 1996       5

            Notes to Financial Statements                          6

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                 8

PART II. OTHER INFORMATION                                         9


SIGNATURES                                                        10

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                                 BALANCE SHEETS



                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1996            1995
                                                 ------------    ------------
                                                 (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                   $  2,850,647    $  2,866,912
     Nonoperating interests income receivable          36,465            --
     Other                                             36,582            --
                                                 ------------    ------------
       Total Current Assets                         2,923,694       2,866,912

Nonoperating interest in oil and gas
     properties, using full cost accounting           211,358            --
Less-Accumulated amortization                         (16,643)           --
                                                 ------------    ------------
                                                      194,715            --
                                                 ------------    ------------
                                                 $  3,118,409    $  2,866,912
                                                 ============    ============

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts payable and accrued liabilities    $     58,682    $       --
     Property related to property acquisitions        211,358            --
                                                 ------------    ------------
       Total Current Liabilities                      270,040            --
                                                 ------------    ------------

Partners' Capital                                   2,848,369       2,866,912
                                                 ------------    ------------
                                                 $  3,118,409    $  2,866,912
                                                 ============    ============


                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              THREE          NINE
                                              MONTHS         MONTHS
                                              ENDED          ENDED
                                          SEPTEMBER 30,  SEPTEMBER 30,
                                              1996           1996
                                          ------------   ------------
REVENUES:
     Income from nonoperating interests   $     36,465   $     36,465
     Interest income                            36,582        115,395
                                          ------------   ------------
                                                73,047        151,860
                                          ------------   ------------

COSTS AND EXPENSES:
     Amortization                               16,643         16,643
     General and administrative                  9,075         82,159
                                          ------------   ------------
                                                25,718         98,802
                                          ------------   ------------
NET INCOME (LOSS)                         $     47,329   $     53,058
                                          ============   ============



LIMITED PARTNERS' NET INCOME (LOSS)
      PER UNIT                            $        .02   $        .02
                                          ============   ============


                 See accompanying notes to financial statements

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)


                                                                             NINE
                                                                             MONTHS
                                                                             ENDED
                                                                         SEPTEMBER 30,
                                                                             1996
                                                                         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                        $     53,058
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                             16,643
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                          (36,465)
        (Increase) decrease in other current assets                           (36,582)
        Increase (decrease) in accounts payable and
          accrued liabilities                                                  58,682
                                                                         ------------
               Net cash provided by (used in) operating activities             55,336
                                                                         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                            (71,601)
                                                                         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (16,265)
                                                                         ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            2,866,912
                                                                         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  2,850,647
                                                                         ============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                 $    211,358
                                                                         ============


                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


(1)  GENERAL INFORMATION -

          The financial statements included herein have been prepared by the Partnership and are unaudited. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented.

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

     USE OF ESTIMATES --

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

     NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES --

          For financial reporting purposes the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


          The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

(5)  FAIR VALUE OF FINANCIAL INSTRUMENTS -

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located with the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial Interest Holder distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

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

RESULTS OF OPERATIONS

     The Partnership has expended approximately 76 percent of the Interest Holders' commitments available for property acquisitions by acquiring nonoperating interests in producing oil and gas properties.

     The Partnership was formed effective December 14, 1995, and accordingly, there were no operations in the corresponding periods in 1995 to compare with the three and nine months ended September 30, 1996.

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


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1995-B, LTD.
                                            (Registrant)

                                       By:  SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:  November 6, 1996                By:  /s/ John R. Alden
       ----------------                     --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:  November 6, 1996                By:  /s/ Alton D. Heckaman, Jr.
       ----------------                     --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
