Form 10-Q
period 1997-03-31
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 1997-05-14
CIK 1011474

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

                       Commission File number: 33-37983-35


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

                                  (281)874-2700
              (Registrant's telephone number, including area code)

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1997 and December 31, 1996                    3

            Statements of Operations

                - Three month periods ended March 31, 1997 and 1996       4

            Statements of Cash Flows

                - Three month periods ended March 31, 1997 and 1996       5

            Notes to Financial Statements                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  8

PART II.    OTHER INFORMATION                                             9


SIGNATURES                                                               10

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS


                                                                                          March 31,          December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $    2,565,410       $    2,619,944
              Nonoperating interests income receivable                                        147,142               85,840
              Other                                                                            32,473               11,300
                                                                                       ---------------     ----------------
                            Total Current Assets                                            2,745,025            2,717,084
                                                                                       ---------------     ----------------

         Nonoperating interests in oil and gas
              properties, using full cost accounting                                          425,710              424,253
         Less-Accumulated amortization                                                        (78,164)             (52,542)
                                                                                       ---------------     ----------------
                                                                                              347,546              371,711
                                                                                       ---------------     ----------------
                                                                                       $    3,092,571       $    3,088,795
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property acquisitions                                 $      207,644       $      207,644
              Payable related to excess costs                                                   3,351                8,001
                                                                                       ---------------     ----------------
                  Total Current Liabilities                                                   210,995              215,645
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,881,576            2,873,150
                                                                                       ---------------     ----------------
                                                                                       $    3,092,571       $    3,088,795
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1997               1996
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        71,892   $            --
             Interest income                                                              32,473            42,740
                                                                                 ---------------   ---------------
                                                                                         104,365            42,740
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 25,622                --
             General and administrative                                                   11,348            59,277
                                                                                 ---------------   ---------------
                                                                                          36,970            59,277
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        67,395   $       (16,537)
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1997                       $           .02
                                              ================
         March 31, 1996                       $          (.01)
                                              ================


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                  -------------------------------------
                                                                                        1997                 1996
                                                                                  -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         67,395        $       (16,537)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        25,622                     --
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (61,302)                    --
        Increase (decrease) in other current assets                                      (21,173)               (27,244)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                             --                  9,510
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                      10,542                (34,271)
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                      (1,457)                    --
        Increase (decrease) in payable related to excess costs                            (4,650)                    --
                                                                                  --------------         --------------
                 Net cash provided by (used in) investing activities                      (6,107)                    --
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions to partners                                                   (58,969)                    --
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (54,534)               (34,271)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,619,944              2,866,912
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      2,565,410        $     2,832,641
                                                                                  ==============         ==============
Oil and gas properties acqired which were
    paid for in a subsequent period                                             $        207,644        $            --
                                                                                  ==============         ==============


                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1996 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

(2)  Organization and Terms of Partnership Agreement -

                  Swift Energy Pension Partners 1995-B, Ltd., a Texas limited partnership ("the Partnership"), was formed on December 14, 1995, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1995-B, Ltd. ("Operating Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

(5)  Vulnerability Due to Certain Concentrations -

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

LIQUIDITY AND CAPITAL RESOURCES

     The  Partnership  has  expended  approximately  6 percent  of the  Interest
Holder's   commitments   available  for  property   acquisitions   by  acquiring
nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

     The Partnership was formed effective December 14, 1995, and accordingly, there were limited operations in the corresponding period in 1996 to compare with the three months ended March 31, 1997.

      During 1997, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1995-B, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner


Date:     May 5, 1997            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1997            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer