Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 1997-08-13
CIK 1011474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                            PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                                         3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                              4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                              5

            Notes to Financial Statements                                                                     6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                      8

PART II.    OTHER INFORMATION                                                                                 9


SIGNATURES                                                                                                   10

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $    2,148,188       $    2,619,944
              Nonoperating interests income receivable                                         38,065               85,840
              Other                                                                            31,539               11,300
                                                                                       ---------------     ----------------
                            Total Current Assets                                            2,217,792            2,717,084
                                                                                       ---------------     ----------------

         Nonoperating interests in oil and gas
              properties, using full cost accounting                                          736,675              424,253
         Less-Accumulated amortization                                                        (91,071)             (52,542)
                                                                                       ---------------     ----------------
                                                                                              645,604              371,711
                                                                                       ---------------     ----------------
                                                                                       $    2,863,396       $    3,088,795
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property acquisitions                                 $           --       $      207,644
              Payable related to excess costs                                                   2,777                8,001
                                                                                       ---------------     ----------------
                  Total Current Liabilities                                                     2,777              215,645
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,860,619            2,873,150
                                                                                       ---------------     ----------------
                                                                                       $    2,863,396       $    3,088,795
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                            June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996           1997                1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        26,759   $            --  $        98,652   $            --
   Interest income                                     31,540            36,073           64,013            78,813
                                              ---------------   ---------------  ---------------   ---------------
                                                       58,299            36,073          162,665            78,813
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        12,907                --           38,529                --
   General and administrative                           9,047            13,807           20,396            73,084
                                              ---------------   ---------------  ---------------   ---------------
                                                       21,954            13,807           58,925            73,084
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        36,345   $        22,266  $       103,740   $         5,729
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .01  $           .04   $            --
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                       1997                   1996
                                                                               ---------------         ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      103,740          $         5,729
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      38,529                       --
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 47,775                       --
        (Increase) decrease in other current assets                                    (20,239)                 (35,450)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                   13,806
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              169,805                  (15,915)
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (520,066)                      --
    Increase (decrease) in payable related to excess costs                              (5,224)                      --
                                                                               ---------------          ---------------
      Net cash provided by (used in) investing activities                             (525,290)                      --
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (116,271)                 (35,800)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (471,756)                 (51,715)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,619,944                2,866,912
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    2,148,188          $     2,815,197
                                                                               ===============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $           --          $       255,435
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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The  Partnership  has  expended  approximately  26 percent of the Interest
Holder's   commitments   available  for  property   acquisitions   by  acquiring
nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The Partnership was formed effective December 14, 1995, and accordingly, there were limited operations in the corresponding periods in 1996 to compare with the three and six months ended June 30, 1997.

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


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1995-B, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer