Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 1997-11-13
CIK 1011474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   8

PART II.    OTHER INFORMATION                                                        9


SIGNATURES                                                                          10

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $    2,111,604       $    2,619,944
              Nonoperating interests income receivable                                         47,758               85,840
              Other                                                                            28,628               11,300
                                                                                       --------------       --------------
                            Total Current Assets                                            2,187,990            2,717,084
                                                                                       --------------       --------------

         Nonoperating interests in oil and gas
              properties, using full cost accounting                                          740,102              424,253
         Less-Accumulated amortization                                                       (113,971)             (52,542)
                                                                                       --------------       --------------
                                                                                              626,131              371,711
                                                                                       --------------       --------------
                                                                                       $    2,814,121       $    3,088,795
                                                                                       ==============       ===============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property acquisitions                                 $           --       $      207,644
              Payable related to excess costs                                                   3,096                8,001
                                                                                       --------------       --------------
                  Total Current Liabilities                                                     3,096              215,645
                                                                                       --------------       --------------

         Partners' Capital                                                                  2,811,025            2,873,150
                                                                                       --------------       --------------
                                                                                       $    2,814,121       $    3,088,795
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended                Nine Months Ended
                                                          September 30,                    September 30,
                                              ---------------------------------  --------------------------------
                                                    1997             1996             1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        12,539   $        36,465  $       111,191   $        36,465
   Interest income                                     28,367            36,582           92,379           115,395
                                              ---------------   ---------------  ---------------   ---------------
                                                       40,906            73,047          203,570           151,860
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        22,900            16,643           61,429            16,643
   General and administrative                           9,774             9,075           30,169            82,159
                                              ---------------   ---------------  ---------------   ---------------
                                                       32,674            25,718           91,598            98,802
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         8,232   $        47,329  $       111,972   $        53,058
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .02  $           .04   $           .02
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      111,972          $        53,058
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                      61,429                   16,643
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 38,082                  (36,465)
        (Increase) decrease in other current assets                                    (17,328)                 (36,582)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                           --                   58,682
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     194,155                   55,336
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                     (523,493)                      --
    Increase (decrease) in payable related to excess costs                              (4,905)                      --
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                    (528,398)                      --
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (174,097)                 (71,601)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (508,340)                 (16,265)
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     2,619,944                2,866,912
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    2,111,604          $     2,850,647
                                                                                ==============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $           --          $       211,358
                                                                                ==============          ===============



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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1995-B, Ltd. ("Operating Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Operating Partnership will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      The  Partnership  has  expended  approximately  26 percent of the Interest
Holders'   commitments   available  for  property   acquisitions   by  acquiring
nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The Partnership was formed effective December 14, 1995, and accordingly, there were limited operations in the corresponding periods in 1996 to compare with the three and nine months ended September 30, 1997.

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


                                       SWIFT ENERGY PENSION
                                       PARTNERS 1995-B, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer