Form 10-K405
period 1997-12-31
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 1998-03-25
CIK 1011474

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ____________________


                       Commission File number 33-37983-35


                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                    (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                      76-0486529
(State of Organization)                (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


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

                       Documents Incorporated by Reference

Document                                       Incorporated as to

    Registration Statement No. 33-37983          Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Nonoperating Interests in Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 53% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


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

         FERC Order No. 500 affects the transportation and marketability of natural gas. Traditionally, natural gas has been sold by producers to pipeline companies, which then resold the gas to end-users. FERC Order No. 500 alters this market structure by requiring interstate pipelines that transport gas for others to provide transportation service to producers, distributors and all other shippers of natural gas on a nondiscriminatory, "first-come, first-served" basis ("open access transportation"), so that producers and other shippers can sell natural gas directly to end-users. FERC Order No. 500 contains additional provisions intended to promote greater competition in natural gas markets.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The South Centreville Field is in Wilkinson County, Mississippi (OXY, USA acquisition). This field accounts for 47% of the Partnership's value.

         2. The Holiday Field is in Adams County, Mississippi (OXY, USA acquisition). This field accounts for 41% of the Partnership's value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                       Net Production
                                ----------------------------
                                     For the Years Ended
                                        December 31,
                                ----------------------------
                                 1997                 1996
                                -------             --------
Net Volumes (Equivalent MCFs)   110,879             47,160

Average Net Nonoperating
   Interest Price per
   Equivalent MCF               $1.73               $2.54

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                         December 31,
                                      -------------------------------------------------
                                               1997                       1996
                                      ---------------------       ---------------------
                                                    Natural                     Natural
                                        Oil           Gas           Oil           Gas
                                      -------      --------       -------      --------
                                      (BBLS)        (MMCF)         (BBLS)       (MMCF)
 Proved developed
    reserves at end of year           105,687         1,072         6,173           259
                                      -------         -----       -------         -----
 Proved reserves
    Balance at beginning
      of year                           7,015           294            --            --

    Purchase of minerals
      in place                        210,588         2,095         8,056           335

    Revisions of previous
      estimates                         4,311           (13)           --            --

    Sales of minerals in
      place                                --            --            --            --

    Production                         (6,751)          (70)       (1,041)          (41)
                                      -------         -----     ---------         -----

    Balance at end of year            215,163         2,306         7,015           294
                                      -------         -----       -------         -----


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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                             Reserves
                                                         December 31, 1997
                                                       ---------------------

                                                                    Natural                   Wells
                                                         Oil          Gas           -----------------------
Acquisition                 State(s)                   (BBLS)       (MMCF)           Gross            Net
-----------                 ---------                  ------       ------          ------          -------
BHP Petroleum              LA                             632          121              15            0.007
Nuevo Energy               TX                           3,942           90               5            0.125
Ranch Oil                  WY                          66,993           --              13            0.265
Oxy USA                    MS                         143,596        2,095               7            0.262
                                                      -------        -----            ----            -----
                                                      215,163        2,306              40            0.659
                                                      -------        -----            ----            -----


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1996, there were 272 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December, 1996 and 1997, the Partnership distributed a total of $107,400 and $229,300 respectively, to the holders of its SDI's. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the year ended December 31, 1997, 1996 and the period from inception (December 14, 1995) through December 31, 1995, should be read in conjunction with the financial statements included in
Item 8:

                                   1997                1996              1995
                              -------------       -------------       -------------
  Revenues                   $       327,090     $       272,340     $            --
  Income                     $       172,017     $       113,638     $            --
  Total Assets               $     2,810,241     $     3,088,795     $     2,866,912
  Cash Distributions         $       243,328     $       107,400     $            --
  Long Term Obligations      $            --     $            --     $            --
  Interest Holders' Net
   Income (Loss) Per SDI     $           .03     $           .03     $            --
  Interest Holders' Cash
   Distributions Per SDI     $           .08     $           .04     $            --


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $244,445, $77,041 and $0 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995, totaled $1,812,592, $424,253 and $0, respectively. Cash distributions to partners totaled $243,328, $107,400 and $0 in 1997, 1996 and 1995, respectively.

Results of Operations

         Revenues and expenses from continuing operations in 1997 were all significantly higher than 1996 because 1997 was the first full year of production for the oil and gas properties acquired by the Partnership. The Partnership was formed effective December 14, 1995 and accordingly, had a limited operating history in 1995. From inception to December 31, 1996, the Partnership acquired nonoperating interests in the producing oil and gas properties. The 1996 revenues were attributable to income from nonoperating interests and to interest income recognized on the remaining unexpected Interests Holders' commitments.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


         During 1998, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998, regarding the directors and executive officers of Swift.

                                           Position(s) with
         Name              Age         Swift and Other Companies
         ----              ---         -------------------------
                                  DIRECTORS

A. Earl Swift              64     Chief Executive Officer and
                                  Chairman of the Board

Virgil N. Swift            69     Executive Vice President - Business
                                  Development, Vice Chairman of the Board

G. Robert Evans            66     Director of Swift; Chairman of the Board,
                                  Material Sciences Corporation;
                                  Director, Consolidated Freightways, Inc.,
                                  Fibreboard  Corporation,   Elco  Industries,
                                  and Old Second Bancorp

Raymond O. Loen            73     Director of Swift; President, R. O. Loen
                                  Company

Henry C. Montgomery        62     Director of Swift; Chairman of the Board,
                                  Montgomery Financial Services Corporation;
                                  Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        49     Director of Swift; President, Somerset
                                  Properties, Inc.

Harold J. Withrow          70     Director of Swift

                                  EXECUTIVE OFFICERS

Terry E. Swift             42     President, Chief Operating Officer

John R. Alden              52     Senior Vice President - Finance,
                                  Chief Financial Officer and Secretary

Bruce H. Vincent           50     Senior Vice President - Funds Management

James M. Kitterman         53     Senior Vice President - Operations

Joe A. D'Amico             49     Senior Vice President- Exploration and
                                  Development

Alton D. Heckaman, Jr.     40     Vice President - Finance and Controller


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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Prospectus contained in the Registration Statement, which is incorporated herein by reference.

         Summarized below are the principal transactions that occurred during 1995 between the Partnership, on one hand, and Swift, VJM and their affiliates, on the other.

Certain Transactions with General Partners

         1. As described in Item 1, "Business," above, during 1995 the Partnership entered into an NP/OR Agreement with the Operating Partnership, which is also managed by Swift and VJM. Pursuant to such NP/OR Agreement, the Operating Partnership acquired the oil and gas properties described under Item 2 above and conveyed nonoperating interests therein to the Partnership.

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


                                     III-2

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

 a(1)     FINANCIAL STATEMENTS                                      PAGE NO.
                                                                    --------
          Report of Independent Public Accountants                    IV-3

          Balance Sheets as of December 31, 1997 and 1996             IV-4

          Statements of Operations for the years ended
             December 31, 1997 and 1996 and the period
             from inception  (December 14, 1995) through
             December 31, 1995                                        IV-5

          Statements of  Partners'  Capital for the years
             ended December 31 1997 and 1996 and the period
             from inception (December 14, 1995) through
             December 31, 1995                                        IV-6

          Statements of Cash Flows for the years ended
             December 31, 1997 and 1996 and the period
             from inception (December 14, 1995) through
             December 31, 1995                                        IV-7

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

               10.1   Net  Profits and  Overriding  Royalty  Interest  Agreement
                      between Swift Energy Pension Partners 1995-B, Ltd., and Swift Energy Operating Partners 1995-B, Ltd., dated December 14, 1995. (Form 10-K for year ended December 31, 1996, Exhibit 10.1).

               10.2 Purchase and Sale Agreement dated December 22, 1997, between Swift Energy Company ("Swift") and OXY USA, Inc. ("OXY") covering certain net profits interests in properties in Adams and Wilkinson Counties, Mississippi.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


               10.3 Letter Agreement dated December 31, 1997 between Swift Energy Company ("Swift") and Swift Energy Pension Partners 1995-B, Ltd. covering certain net profits interests in properties acquired from OXY USA, Inc. in Adams and Wilkinson Counties, Mississippi.

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1997

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Swift Energy Pension Partners 1995-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1995-B, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and the period from inception (December 14, 1995) through December 31, 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1995-B, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and the period from inception (December 14, 1995) through December 31, 1995, in conformity with generally accepted accounting principles.






                                           ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                                                                             1997                 1996
                                                                                       ---------------     ----------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      600,825       $    2,619,944
              Nonoperating interests income receivable                                        115,823               85,840
              Other                                                                             7,443               11,300
                                                                                       ---------------     ----------------
                            Total Current Assets                                              724,091            2,717,084
                                                                                       ---------------     ----------------

         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,236,845              424,253
         Less-Accumulated amortization                                                       (150,695)             (52,542)
                                                                                       ---------------     ----------------
                                                                                            2,086,150              371,711
                                                                                       ---------------     ----------------
                                                                                       $    2,810,241       $    3,088,795
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to property acquisitions                                 $           --       $      207,644
              Accounts Payable                                                                  8,402                8,001
                                                                                       ---------------     ----------------
                  Total Current Liabilities                                                     8,402              215,645
                                                                                       ---------------     ----------------

         Interest Holders' Capital (2,866,912 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          2,792,080            2,871,243
         General Partners' Capital                                                              9,759                1,907
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  2,801,839            2,873,150
                                                                                       ---------------     ----------------
                                                                                       $    2,810,241       $    3,088,795
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND THE PERIOD
          FROM INCEPTION (DECEMBER 14, 1995) THROUGH DECEMBER 31, 1995




                                                                       1997             1996            1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       208,860  $       122,378   $            --
   Interest income                                                      118,230          149,962                --
                                                                ---------------  ---------------   ---------------
                                                                        327,090          272,340                --
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                                          98,153           52,542                --
   General and administrative                                            56,920          106,160                --
                                                                ---------------  ---------------   ---------------
                                                                        155,073          158,702                --
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       172,017  $       113,638   $            --
                                                                ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
           FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND THE PERIOD
          FROM INCEPTION (DECEMBER 14, 1995) THROUGH DECEMBER 31, 1995

                                                  Interest         General          Combining
                                                  Holders          Partners         Adjustment           Total
                                              ---------------   ---------------  ---------------    ---------------
Cash Contributions,
    net of syndication costs                  $     2,866,912   $            --  $            --     $    2,866,912
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1995                               2,866,912                --               --          2,866,912
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          85,566             1,907           26,165            113,638

Cash Distributions                                  (107,400)                --               --           (107,400)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1996                               2,845,078             1,907           26,165          2,873,150
                                              ---------------   ---------------  ---------------    ---------------

Income (Loss)                                          99,261            21,880           50,876            172,017

Cash Distributions                                   (229,300)          (14,028)              --           (243,328)
                                              ---------------   ---------------  ---------------    ---------------
Balance,
    December 31, 1997                         $     2,715,039   $         9,759  $        77,041     $    2,801,839
                                              ===============   ===============  ===============    ===============



Interest Holders' net income (loss)
    per SDI

      1995                                    $            --
                                              ===============
      1996                                    $           .03
                                              ===============
      1997                                    $           .03
                                              ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND THE PERIOD FROM
             INCEPTION (DECEMBER 14, 1995) THROUGH DECEMBER 31, 1995

                                                                                        1997             1996              1995
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       172,017   $       113,638  $            --
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        98,153            52,542               --
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                  (29,983)          (85,840)              --
        (Increase) decrease in other current assets                                        3,857           (11,300)              --
        Increase (decrease) in accounts payable                                              401             8,001               --
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    244,445            77,041               --
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (1,812,592)         (424,253)              --
    Increase (decrease) in payable related to property acquisitions                     (207,644)          207,644               --
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                 (2,020,236)         (216,609)              --
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Capital contributions from partners                                                       --                --        3,442,394
    Cash distributions to partners                                                      (243,328)         (107,400)              --
    Payments of syndication costs                                                             --                --         (575,482)
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) financing activities                   (243,328)         (107,400)       2,866,912
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (2,019,119)         (246,968)       2,886,912
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,619,944         2,866,912               --
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       600,825   $     2,619,944  $     2,886,912
                                                                                 ===============   ===============  ===============
  Supplemental disclosure of noncash investing and financing activities:
    Oil and gas properties acquired which will be paid for in a
    subsequent period                                                            $            --   $       207,644  $            --
                                                                                 ===============   ===============  ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS


(1) Organization and Terms of Partnership Agreement -

         Swift Energy Pension Partners 1995-B, Ltd., a Texas limited partnership ("the Partnership"), was formed on December 14, 1995 for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interests as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1997.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective December 14, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1995-B, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997 and 1996, the Partnership acquired nonoperating interests in producing oil and gas properties for $1,812,592 and $424,253, respectively, of which $206,174 and $24,172 related to costs charged by Swift to the Operating Partnership for the evaluation and acquisition effort, including costs related to interests not acquired.

         During 1997 and 1996, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation", resulting in a valuation allowance of $27,603 and $20,113, respectively. This amount is included in the income (loss) attributable to the Interest Holders shown in the statement of partners' capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general partners and Interest Holders.

(4) Related Party Transactions -

         During 1997 and 1996, the Partnership paid Swift $43,004 and $43,004, respectively, as a general and administrative overhead allowance.

         During 1997 and 1996, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $4,043 in 1997 and $43,004 in 1996 and are included in general and administrative expenses.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and the period from inception (December 14, 1995) through December 31, 1995 was $147,634, $20,452 and $0, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

         For federal income tax purposes, amortization with respect to nonoperating interests in oil and gas is computed separately by the partners and not by the Partnership. Since the amount of amortization on nonoperating interests in oil and gas is not computed at the Partnership level, amortization is not included in the Partnership's income for federal income tax purposes but is charged directly to the partners' capital accounts to the extent of the cost of the nonoperating interests in oil and gas properties, and thus is treated as a separate item on the partners' Schedule K-1. Amortization for federal income tax purposes may vary from that computed for financial reporting purposes in cases where a ceiling adjustment is recorded, as such amount is not recognized for tax purposes.

(6) Vulnerability Due to Certain Concentrations -

         The Partnership's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas may fluctuate and adversely affect operating results.

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                                             SWIFT ENERGY PENSION
                                             PARTNERS 1995-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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

                                             SWIFT ENERGY PENSION
                                             PARTNERS 1995-B, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

                    SWIFT ENERGY PENSION PARTNERS 1995-B, LTD


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director