Form 10-Q
period 1998-03-31
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 1998-05-15
CIK 1011474

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                    3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997       4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997       5

            Notes to Financial Statements                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                  9

PART II.    OTHER INFORMATION                                            10


SIGNATURES                                                               11

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS


                                                                                          March 31,          December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      377,208       $      600,825
              Nonoperating interests income receivable                                        379,708              115,823
              Other                                                                             5,485                7,443
                                                                                       ---------------     ----------------
                            Total Current Assets                                              762,401              724,091
                                                                                       ---------------     ----------------

         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,196,926            2,236,845
         Less-Accumulated amortization                                                       (201,878)            (150,695)
                                                                                       ---------------     ----------------
                                                                                            1,995,048            2,086,150
                                                                                       ---------------     ----------------
                                                                                       $    2,757,449       $    2,810,241
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        3,114       $        8,402
                                                                                       ---------------     ----------------

         Interest Holders' Capital (2,866,912 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          2,743,645            2,792,080
         General Partners' Capital                                                             10,690                9,759
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  2,754,335            2,801,839
                                                                                       ---------------     ----------------
                                                                                       $    2,757,449       $    2,810,241
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1998               1997
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        91,078   $        71,892
             Interest income                                                               5,485            32,473
                                                                                 ---------------   ---------------
                                                                                          96,563           104,365
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 51,183            25,622
             General and administrative                                                   10,548            11,348
                                                                                 ---------------   ---------------
                                                                                          61,731            36,970
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        34,832   $        67,395
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $           .01
                                              ================
         March 31, 1997                       $           .02
                                              ================


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                  -------------------------------------
                                                                                        1998                 1997
                                                                                  -------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         34,832        $        67,395
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        51,183                 25,622
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (263,885)               (61,302)
        Increase (decrease) in other current assets                                        1,958                (21,173)
        Increase (decrease) in accounts payable
          and accrued liabilities                                                         (5,288)                (4,650)
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                    (181,200)                 5,892
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                      39,919                 (1,457)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions to partners                                                   (82,336)               (58,969)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (223,617)               (54,534)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         600,825              2,619,944
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        377,208        $     2,565,410
                                                                                  ==============         ==============
Oil and gas properties acqired which were
    paid for in a subsequent period                                             $             --        $       207,644
                                                                                  ==============         ==============


                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in )operating activities totaled $(181,200) and $5,892 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $82,336 and $58,969 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

         In fourth quarter 1997, the Partnership expended the majority of its capital for acquisitions. Therefore, significant production increases occurred in the first quarter of 1998 when compared to first quarter 1997.

         Associated amortization expense increased 100 percent or $25,561.

         During 1998, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1998            By:        /s/ John R. Alden
          -----------                       ---------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     May 5, 1998            By:        /s/ Alton D. Heckaman, Jr.
          -----------                       ---------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer