Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 1998-08-14
CIK 1011474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _____________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                           PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                        3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997             4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                             5

            Notes to Financial Statements                                                    6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                     8

PART II.    OTHER INFORMATION                                                                9


SIGNATURES                                                                                  10

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      455,648       $      600,825
              Nonoperating interests income receivable                                        320,890              115,823
              Other                                                                             5,073                7,443
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        781,611              724,091
                                                                                       ---------------     ----------------

         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,198,198            2,236,845
         Less-Accumulated amortization                                                       (274,319)            (150,695)
                                                                                       ---------------     ----------------
                                                                                            1,923,879            2,086,150
                                                                                       ---------------     ----------------
                                                                                       $    2,705,490       $    2,810,241
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        4,190       $        8,402
                                                                                       ---------------     ----------------

         Interest Holders' Capital (2,866,912 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           2,688,689            2,792,080
         General Partners' Capital                                                             12,611                9,759
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   2,701,300            2,801,839
                                                                                       ---------------     ----------------
                                                                                       $    2,705,490       $    2,810,241
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       112,134   $        26,759  $       203,212   $        98,652
   Interest income                                      5,073            31,540           10,558            64,013
                                              ---------------   ---------------  ---------------   ---------------
                                                      117,207            58,299          213,770           162,665
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        72,441            12,907          123,624            38,529
   General and administrative                          14,028             9,047           24,575            20,396
                                              ---------------   ---------------  ---------------   ---------------
                                                       86,469            21,954          148,199            58,925
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        30,738   $        36,345  $        65,571   $       103,740
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .01  $           .02   $           .04
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1998                    1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $       65,571          $       103,740
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     123,624                   38,529
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable               (205,067)                  47,775
        (Increase) decrease in other current assets                                      2,370                  (20,239)
        Increase (decrease) in accounts payable                                         (4,212)                  (5,224)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              (17,714)                 164,581
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       38,647                 (520,066)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (166,110)                (116,271)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (145,177)                (471,756)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       600,825                2,619,944
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      455,648          $     2,148,188
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

     Nonoperating Interests in Oil and Gas Properties -

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

(4)  Related-Party Transactions -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1995-B Ltd. ("Operating Partnership"), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(17,714) and $164,581 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $166,110 and $116,271 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      In the fourth quarter of 1997, the Partnership expended the majority of its capital for acquisitions. Therefore, significant production increases occurred in the three and six months ended June 30, 1998 when compared to the same periods in 1997.

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


                                         SWIFT ENERGY PENSION
                                         PARTNERS 1995-B, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1998      By:        /s/ John R. Alden
          --------------                 ---------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1998      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 ---------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer