Form 10-Q
period 1998-09-30
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 1998-11-17
CIK 1011474

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                        PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - September 30, 1998 and December 31, 1997                                                3

            Statements of Operations

                - Three month and nine month periods ended September 30, 1998 and 1997                    4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1998 and 1997                                    5

            Notes to Financial Statements                                                                 6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                  9

PART II.    OTHER INFORMATION                                                                            10


SIGNATURES                                                                                               11

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS



                                                                                         September 30,        December 31,
                                                                                             1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      750,241       $      600,825
              Nonoperating interests income receivable                                        195,509              115,823
              Other                                                                             6,180                7,443
                                                                                       ---------------     ----------------
                  Total Current Assets                                                        951,930              724,091
                                                                                       ---------------     ----------------

         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,238,884            2,236,845
         Less-Accumulated amortization                                                       (421,156)            (150,695)
                                                                                       ---------------     ----------------
                                                                                            1,817,728            2,086,150
                                                                                       ---------------     ----------------
                                                                                       $    2,769,658       $    2,810,241
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        4,113       $        8,402
                                                                                       ---------------     ----------------

         Interest Holders' Capital (2,866,912 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           2,724,494            2,792,080
         General Partners' Capital                                                             41,051                9,759
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   2,765,545            2,801,839
                                                                                       ---------------     ----------------
                                                                                       $    2,769,658       $    2,810,241
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997               1998             1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       307,133   $        12,539  $       510,345   $       111,191
   Interest income                                      6,180            28,367           16,738            92,379
                                              ---------------   ---------------  ---------------   ---------------
                                                      313,313            40,906          527,083           203,570
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       146,837            22,900          270,461            61,429
   General and administrative                          15,816             9,774           40,391            30,169
                                              ---------------   ---------------  ---------------   ---------------
                                                      162,653            32,674          310,852            91,598
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $       150,660   $         8,232  $       216,231   $       111,972
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .05   $            --  $           .08   $           .04
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                               ----------------------------------------
                                                                                    1998                      1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      216,231          $       111,972
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     270,461                   61,429
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                (79,686)                  38,082
        (Increase) decrease in other current assets                                      1,263                  (17,328)
        Increase (decrease) in accounts payable                                         (4,289)                  (4,905)
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     403,980                  189,250
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (2,039)                (523,493)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (252,525)                (174,097)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   149,416                 (508,340)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       600,825                2,619,944
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      750,241          $     2,111,604
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

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the year 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership Year 2000 compliant. These steps include upgrading, testing and certifying computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during the year to address the Year 2000 issue to ensure that all of its business systems are Year 2000 compliant by mid-1999 with mission critical systems projected to be compliant by the end of 1998.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase will be conducted as the software is updated or certified and is expected to be complete by mid-1999.

                  The Managing General Partner does not believe that costs incurred to address the Year 2000 issue with respect to its business systems will have a material effect on the Partnership's results of operations, liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues is projected to be less than $150,000, most of which will be spent during the testing phase in the next nine months. The Partnership's share of this cost is expected to be insignificant.

                  The  failure  to correct a material  Year 2000  problem  could result in an interruption, or a failure of, certain normal business activities or operations. Based on activities to date, the Managing General Partner believes that it will be able to resolve any Year 2000 problems concerning its financial and administrative systems. The Managing General Partner is uncertain, however, as to the impact that the Year 2000 issue will have on field operations or as to how the Managing General Partner or the Partnership will be indirectly affected by the impact that the Year 2000 issue will have on companies with which it conducts business. For example, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could be prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner. The Managing General Partner plans to contact its major purchasers, customers, suppliers, financial institutions and others with whom it conducts business to determine whether they will be Year 2000 compliant and whether they will be able to resolve in a timely manner any Year 2000 problems. Based upon these responses and any problems that arise during the testing phase, contingency plans or back-up systems would be determined and addressed.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $403,980 and $189,250 for the nine months ended September 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $252,525 and $174,097 for the nine months ended September 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      In the fourth quarter of 1997, the Partnership expended the majority of its capital for acquisitions. Therefore, significant production increases occurred in the three and nine months ended September 30, 1998 when compared to the same periods in 1997.

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


Date:  November 4, 1998     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1998     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer