Form 10-K
period 1999-12-31
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 2000-03-30
CIK 1011474

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------     -------------


                         Commission File number 0-28257

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

                                  Yes   X   No
                                      -----    -----

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

                       Documents Incorporated by Reference

Document                                                   Incorporated as to

    Registration Statement No. 33-37983                      Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

ITEM NO.                      PART I                               PAGE
--------                      ------                               ----
   1         Business                                               I-1
   2         Properties                                             I-5
   3         Legal Proceedings                                      I-7
   4         Submission of Matters to a Vote of
               Security Holders                                     I-7


                              PART II
                              -------

   5         Market Price of and Distributions on the
               Registrant's SDIs and Related Interest
               Holder Matters                                      II-1
   6         Selected Financial Data                               II-2
   7         Management's Discussion and Analysis of
               Financial Condition and Results of Operations       II-2
   8         Financial Statements and Supplementary Data           II-4
   9         Disagreements on Accounting and Financial
               Disclosure                                          II-4


                              PART III
                              --------

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


                              PART IV
                              -------

  14         Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                             IV-1


                              OTHER
                              -----

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the Interest Holders' commitments in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Nonoperating Interests in Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a 53% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


         Federal Leases

         Some of the Partnership's properties are located on federal oil and gas leases administered by various federal agencies, including the Bureau of Land Management. Various regulations and orders affect the terms of leases, exploration and development plans, methods of operation and related matters.

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

     The most valuable fields in the Partnership, based upon year-end 1999 engineering estimates of discounted future net revenues using constant pricing
and  costs,  and  adjusted  for  the  subsequent   unsuccessful  drilling  of  a
development well as discussed on page I-6, under "Net Proved Oil and Gas Reserves",are described below.

         1. The Holiday Field is in Adams County, Mississippi (Oxy USA acquisition). This field accounts for 81% of the Partnership's value, as adjusted.

         2. The OK Field is in Campbell County, Wyoming (Ranch Oil acquisition). This field is a waterflood oil unit and accounts for 15 % of the Partnership's value, as adjusted.

         The remaining value in the Partnership is attributable to numerous properties none of which equals or exceeds 10 percent of the total Partnership value, as adjusted.

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

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                           Net Production
                                   -------------------------------
                                        For the Years Ended
                                            December 31,
                                   -------------------------------
                                    1999        1998        1997
                                   -------     -------     -------
Net Volumes (Equivalent MCFs)      274,068     484,902    110,879

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                  $1.74       $1.26       $1.73

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                              December 31,
                                   ------------------------------------------------------------------
                                          1999                    1998                    1997
                                   ------------------      ------------------      ------------------
                                              Natural                 Natural                 Natural
                                     Oil        Gas          Oil        Gas          Oil        Gas
                                   -------    -------      -------    -------      -------    -------
                                   (BBLS)     (MMCF)       (BBLS)     (MMCF)       (BBLS)     (MMCF)
Proved developed
   reserves at end of year          83,233        624       62,778        794      105,687      1,072
                                   ========   =======      =======    =======      =======    =======
Proved reserves
   Balance at beginning
     of year                       134,399      1,975      215,163      2,306        7,015        294

   Purchase of minerals
     in place                           --         --           --         --      210,588      2,095

   Extensions, discoveries
     and other additions                --         --           --         --           --         --

   Revisions of previous
     estimates                      18,150       (881)     (41,805)       (62)       4,311        (13)

   Sales of minerals in
     place                              --         --       (1,825)        (7)          --         --

   Production                      (17,776)      (167)     (37,134)      (262)      (6,751)       (70)
                                   -------    -------      -------    -------      -------    -------

   Balance at end of year          134,773        927      134,399      1,975      215,163      2,306
                                   =======    =======      =======    =======      =======    =======

     In early 2000, the Partnerships' companion Operating Partnership participated in the drilling of a development well in Wilkinson County, Mississippi, (Oxy USA acquisition), in which well the Partnership owns a nonoperating interest. This well was drilled to develop reserves classified as proved non-developed in the Partnership's estimates of proved reserves at December 31, 1999. In March 2000, the well was determined to be unsuccessful and was plugged and abandoned. The Partnership's estimated reserve quantities as of December 31, 1999, include proved non-developed reserves associated with this well of 15,109 barrels of oil and 278 MMCF of natural gas or 369 MMCFE, or 11% of the December 31, 1999 estimated oil reserve volumes and 30% of the estimated natural gas reserve volumes, or 21% of the total proved reserve volumes. The costs associated with the drilling of this well were originally reserved when the Interest Holders' contributions were used to purchase the nonoperating interests from the companion Operating Partnership.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999, before adjustments for the unsuccessful development well discussed above:

                                       Reserves
                                   December 31, 1999
                                  -------------------
                                              Natural          Wells
                                    Oil         Gas       ---------------
Acquisition       State(s)        (BBLS)      (MMCF)      Gross      Net
-----------       -------         -------     -------     -----     -----
BHP Petroleum     LA                  309          25        15     0.007
Nuevo Energy      TX                  849          26         5     0.125
Ranch Oil         WY               72,597          --        13     0.265
Oxy USA           MS               61,018         876         7     0.262
                                  -------     -------     -----     -----
                                  134,773         927        40     0.659
                                  =======     =======     =====     =====


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. Other than the unsuccessful development well previously discussed, the registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 268 Interest Holders holding SDIs in the Partnership.

Distributions

         The Partnership generally makes distributions to Interest Holders on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1998 and 1999, the Partnership distributed a total of $268,900 and $254,400, respectively, to holders of its SDIs. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of SDIs can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles for the years ended December 31, 1999, 1998, 1997, 1996 and the period from inception (December 14, 1995) through December 31, 1995, should be read in conjunction with the financial statements included in Item 8:

                              1999            1998           1997              1996          1995
                           -----------     -----------    -----------      ------------   -----------
Revenues                   $   504,975     $   647,329    $   327,090     $   272,340     $        --
Income (Loss)              $   185,836     $   239,550    $   172,017     $   113,638     $        --
Total Assets               $ 2,585,549     $ 2,701,643    $ 2,810,241     $ 3,088,795     $ 2,866,912
Cash Distributions         $   310,106     $   346,286    $   243,328     $   107,400     $        --
Long Term Obligations      $        --     $        --    $        --     $        --     $        --
Interest Holders' Net
  Income (Loss) Per SDI    $       .04     $       .03    $       .03     $       .03     $        --
Interest Holders' Cash
  Distributions Per SDI    $       .09     $       .09    $       .08     $       .04     $        --


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

      Net cash provided by operating activities totaled $460,920, $364,550 and $244,445 in 1999, 1998 and 1997, respectively. Cash provided by operating activities increased in 1998 due to increased production volumes as a result of the Partnerships' purchase of nonoperating interest in oil and gas properties in late 1997 (Oxy USA acquisition). The increase in 1999 is related to the decrease in nonoperating interest income receivable as compared to 1998. The cash provided by proceeds from the sale of nonoperating interests in properties totaled $34,173 in 1998. Capital expenditures in 1999, 1998 and 1997 totaled $95,121, $4,146 and $2,020,236, respectively. The capital expenditures in 1997 are related to the purchase of nonoperating interest in oil and gas properties. Cash distributions to partners totaled $310,106, $346,286 and $243,328 in 1999, 1998 and 1997, respectively. Cash distributions increased in 1998, when compared to 1997, as a result of the Oxy USA acquisition in late 1997. The decrease in 1999, as compared to 1998, is due to production declines and the sale of nonoperating interests in two wells in late 1998.

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with approximately $10,967 and $79,567 over the next two years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


Results of Operations

         Income from nonoperating interests decreased 24 percent in 1999 over 1998. Oil and gas sales declined $357,784 or 34 percent in 1999 vs. 1998, primarily due to decreased oil and gas production and a decrease in gas prices. In 1999, production volumes decreased 44 percent as oil and gas production declined  52  percent  and 36  percent,  respectively,  when  compared  to 1998.
Production declines were related to a well in Mississippi, (Oxy USA acquisition), reaching full depletion in 1999 and to properties sold in late 1998. The Mississippi well went off production in April 1999 and accounted for 12% of the decline in oil production and 42% of the gas production decline for the year, when compared to 1998. In addition, two other Mississippi wells, (Oxy USA acquisition), were sold in December 1998 and accounted for 59% of the decrease in oil production and 26% of the decrease in gas production when compared to 1998. The wells sold accounted for approximately 14% of oil and gas sales in 1998. Oil prices increased 54 percent or $5.87/BBL to an average of $16.85/BBL and gas prices decreased 3 percent or $0.07/MCF to an average of $2.33/MCF for 1999. Increased oil prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF decreased 10 percent in 1999 compared to 1998, and total production costs decreased 50 percent in 1999, due to the production declines mentioned above. The properties sold in December 1998 accounted for approximately 29% of the total production costs in 1998.

         Associated amortization expense decreased 31 percent or $108,873 in 1999 compared to 1998, also related to the decline in production volumes.

     Revisions to previous proved oil and gas reserve estimates were recorded during the year. See "Net Proved Oil and Gas Reserves" page on I-6. Oil quantity estimates were revised upward due to the increase in oil prices from December 31, 1998, as compared to December 31, 1999. The increase in price had the effect of adding back proved reserves on marginal properties which had previously been limited due to economic conditions. A downward revision in gas quantity estimates on a proved non-developed location in Mississippi was based on updated engineering and geological information.

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

         Low oil prices at December 31, 1998 resulted in a downward revision in oil quantity estimates as proved reserves on marginal properties were reduced due to economic limitations.

         During 2000, Partnership revenues and costs are expected to be shared between the Interest Holders and general partners in an 85:15 ratio. Based on current oil and gas prices, anticipated levels of oil and gas production and expected cash distributions during 2000, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 85:15.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.


Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.


Item 9. Disagreements on Accounting and Financial Disclosure

         None.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000, regarding the directors and executive officers of Swift.

                                              Position(s) with
         Name            Age              Swift and Other Companies
         ----            ---              -------------------------
                                     DIRECTORS
                                     ---------
A. Earl Swift            66          Chief Executive Officer and
                                     Chairman of the Board

Virgil N. Swift          71          Executive Vice President - Business
                                     Development, Vice Chairman of the Board

G. Robert Evans          68          Director of Swift; Chairman of the Board,
                                     Material Sciences Corporation;
                                     Director, Consolidated Freightways, Inc.,
                                     Fibreboard Corporation, Elco Industries, and
                                     Old Second Bancorp

Raymond O. Loen          75          Director of Swift; President, R. O. Loen
                                     Company

Henry C. Montgomery      64          Director of Swift; Chairman of the Board,
                                     Montgomery Financial Services Corporation;
                                     Director, Southwall Technology Corporation

Clyde W. Smith, Jr.      51          Director of Swift; President, Somerset
                                     Properties, Inc.

Harold J. Withrow        72          Director of Swift

                                     EXECUTIVE OFFICERS
                                     ------------------

Terry E. Swift           44          President

Joe A. D'Amico           51          Chief Operating Officer

John R. Alden            54          Senior Vice President - Finance,
                                     Chief Financial Officer and Secretary

Bruce H. Vincent         52          Senior Vice President - Funds Management

James M. Kitterman       55          Senior Vice President - Operations

Alton D. Heckaman, Jr.   42          Vice President - Finance and Controller


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

                                     III-2

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                                PAGE NO.
               --------------------                                                --------
               Report of Independent Public Accountants                              IV-2

               Balance Sheets as of December 31, 1999 and 1998                       IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                                   IV-4

               Statements of Partners' Capital for the years ended
                  December 31 1999, 1998 and 1997                                    IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                                   IV-6

               Notes to Financial Statements                                         IV-7

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

       b(1)    REPORTS ON FORM 8-K

               No reports on Form 8-K have been filed during the quarter ended December 31, 1999

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal has been sent to Interest Holders of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Pension Partners 1995-B, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Pension Partners 1995-B, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Pension Partners 1995-B, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                         ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998


                                                                       1999             1998
                                                                    -----------      -----------

        ASSETS:
        Current Assets:
             Cash and cash equivalents                              $   704,809      $   649,116
             Nonoperating interests income receivable                   312,349          342,267
                                                                    -----------      -----------
                  Total Current Assets                                1,017,158          991,383
                                                                    -----------      -----------

        Nonoperating interests in oil and gas
             properties, using full cost accounting                   2,301,939        2,206,818
        Less-Accumulated amortization                                  (733,548)        (496,558)
                                                                    -----------      -----------
                                                                      1,568,391        1,710,260
                                                                    -----------      -----------
                                                                    $ 2,585,549      $ 2,701,643
                                                                    ===========      ===========


        LIABILITIES AND PARTNERS' CAPITAL:

        Current Liabilities:
             Accounts Payable                                       $    14,716      $     6,540
                                                                    -----------      -----------


        Interest Holders' Capital (2,866,912 Interest Holders'
                                      SDIs; $1.00 per SDI)            2,553,769        2,677,455
         General Partners' Capital                                       17,064           17,648
                                                                    -----------      -----------
                   Total Partners' Capital                            2,570,833        2,695,103
                                                                    -----------      -----------
                                                                    $ 2,585,549      $ 2,701,643
                                                                    ===========      ===========




                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                        1999          1998          1997
                                                      ---------     ---------     ---------
       REVENUES:
            Income from nonoperating interests        $ 472,984     $ 622,110     $ 208,860
            Interest income                              31,991        25,219       118,230
                                                      ---------     ---------     ---------
                                                        504,975       647,329       327,090
                                                      ---------     ---------     ---------


       COSTS AND EXPENSES:
            Amortization                                236,990       345,863        98,153
            General and administrative                   82,149        61,916        56,920
                                                      ---------     ---------     ---------
                                                        319,139       407,779       155,073
                                                      ---------     ---------     ---------
       NET INCOME (LOSS)                              $ 185,836     $ 239,550     $ 172,017
                                                      =========     =========     =========




                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                     Interest       General       Combining
                                                     Holders        Partners      Adjustment        Total
                                                    -----------     ---------     ----------     -----------
          Balance,
               December 31, 1996                    $ 2,845,078     $   1,907     $   26,165     $ 2,873,150

          Income (Loss)                                  99,261        21,880         50,876         172,017

          Cash Distributions                           (229,300)      (14,028)            --        (243,328)
                                                    -----------     ---------     ----------     -----------

          Balance,
               December 31, 1997                      2,715,039         9,759         77,041       2,801,839
                                                    -----------     ---------     ----------     -----------

          Income (Loss)                                  88,494        85,275         65,781         239,550

          Cash Distributions                           (268,900)      (77,386)            --        (346,286)
                                                    -----------     ---------     ----------     -----------

          Balance,
               December 31, 1998                      2,534,633        17,648        142,822       2,695,103
                                                    -----------     ---------     ----------     -----------

          Income (Loss)                                 102,367        55,122         28,347         185,836

          Cash Distributions                           (254,400)      (55,706)            --        (310,106)
                                                    -----------     ---------     ----------     -----------

          Balance,
               December 31, 1999                    $ 2,382,600     $  17,064     $  171,169     $ 2,570,833
                                                    ===========     =========     ==========     ===========


          Interest Holders' net income (loss)
               per SDI

               1997                                 $      0.03
                                                    ===========

               1998                                 $      0.03
                                                    ===========

               1999                                 $      0.04
                                                    ===========



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                        1999         1998          1997
                                                                                      ---------    ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                    $ 185,836    $ 239,550    $   172,017
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                  236,990      345,863         98,153
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable           29,918     (226,444)       (29,983)
               (Increase) decrease in other current assets                                   --        7,443          3,857
               Increase (decrease) in accounts payable                                    8,176       (1,862)           401
                                                                                      ---------    ---------    -----------
          Net cash provided by (used in) operating activities                           460,920      364,550        244,445
                                                                                      ---------    ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                      (95,121)      (4,146)    (2,020,236)
     Proceeds from sales of nonoperating interests in oil and gas properties                 --       34,173             --
                                                                                      ---------    ---------    -----------
          Net cash provided by (used in) investing activities                           (95,121)      30,027     (2,020,236)
                                                                                      ---------    ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                                    (310,106)    (346,286)      (243,328)
                                                                                      ---------    ---------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     55,693       48,291     (2,019,119)
                                                                                      ---------    ---------    -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                          649,116      600,825      2,619,944
                                                                                      ---------    ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                              $ 704,809    $ 649,116    $   600,825
                                                                                      =========    =========    ===========



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

         Generally, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 85 percent to the Interest Holders and 15 percent to the general partners. After partnership payout, as defined in the Partnership Agreement, continuing costs and revenues will be shared 75 percent by the Interest Holders, and 25 percent by the general partners. Payout had not occurred as of December 31, 1999.

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

Oil and Gas Revenues --

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

Cash and Cash Equivalents--

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective December 14, 1995, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1995-B, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $95,121, $4,146 and $1,812,592, respectively, of which $206,174 in 1997, related to costs charged by Swift to the Operating Partnership for the evaluation and acquisition effort, including costs related to interests not acquired.

         During 1997, the Interest Holders' share of unamortized oil and gas property costs exceeded their "ceiling limitation", resulting in a valuation allowance of $27,603. This amount is included in the income (loss) attributable to the Interest Holders shown in the statement of partners' capital together with a "combining adjustment" for the difference between the Interest Holders' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than the combined amortization provision attributable to the general partners and Interest Holders.

(4) Related Party Transactions -

         During 1999, 1998 and 1997, the Partnership paid Swift $43,004 per year as a general and administrative overhead allowance.

         During 1999, 1998 and 1997, the Partnership also paid Swift an incentive amount, as defined in the Partnership Agreement, for services rendered to the Partnership. Such amounts totaled $5,074 in 1999, $8,105 in 1998 and $4,043 in 1997 and are included in general and administrative expenses.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the Interest Holders could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998, and 1997 was $334,614, $569,040 and $147,634, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                                  SWIFT ENERGY PENSION
                                                  PARTNERS 1995-B, LTD.
                                                  (Registrant)

                                         By:      SWIFT ENERGY COMPANY
                                                   General Partner

Date:      March 10, 2000                By:      s/b A. Earl Swift
         -----------------------                  ------------------------------
                                                  A. Earl Swift
                                                  Chief Executive Officer

Date:      March 10, 2000                By:      s/b John R. Alden
         -----------------------                  ------------------------------
                                                  John R. Alden
                                                  Principal Financial Officer

Date:      March 10, 2000                By:      s/b Alton D. Heckaman, Jr.
         -----------------------                  ------------------------------
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

                                                  SWIFT ENERGY PENSION
                                                  PARTNERS 1996-B, LTD.
                                                  (Registrant)

                                         By:      SWIFT ENERGY COMPANY
                                                   General Partner

Date:      March 10, 2000                By:      s/b A. Earl Swift
         -----------------------                  ------------------------------
                                                  A. Earl Swift
                                                  Director and Principal
                                                  Executive Officer

Date:      March 10, 2000                By:      s/b Virgil N. Swift
         -----------------------                  ------------------------------
                                                  Virgil N. Swift
                                                  Director and Executive
                                                  Vice President - Business
                                                  Development

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


                                   SIGNATURES



Date:      March 10, 2000                By:      s/b G. Robert Evans
         -----------------------                  ------------------------------
                                                  G. Robert Evans
                                                  Director

Date:      March 10, 2000                By:      s/b Raymond O. Loen
         -----------------------                  ------------------------------
                                                  Raymond O. Loen
                                                  Director

Date:      March 10, 2000                By:      s/b Henry C. Montgomery
         -----------------------                  ------------------------------
                                                  Henry C. Montgomery
                                                  Director

Date:      March 10, 2000                By:      s/b Clyde W. Smith, Jr.
         -----------------------                  ------------------------------
                                                  Clyde W. Smith, Jr.
                                                  Director

Date:      March 10, 2000                By:      s/b Harold J. Withrow
         -----------------------                  ------------------------------
                                                  Harold J. Withrow
                                                  Director