Form 10-Q
period 2000-03-31
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 2000-05-15
CIK 1011474

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from           to
                                                   ---------     --------

                         Commission File Number: 0-28257

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
             (Exact name of registrant as specified in its charter)

          Texas                                         76-0486529
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of organization)

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

Yes  X      No
   ------     ------

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                                           PAGE

      ITEM 1.    Financial Statements

            Balance Sheet

                - March 31, 2000 and December 31, 1999                                       3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999                          4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999                          5

            Notes to Financial Statements                                                    6

      ITEM 2.    Management's Discussion and Analysis of Financial

                     Condition and Results of Operations                                     8

PART II.    OTHER INFORMATION                                                               10

SIGNATURES                                                                                  11

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                                 BALANCE SHEETS

                                                                                 March 31,      December 31,
                                                                                   2000            1999
                                                                                -----------     -----------
                                                                                (Unaudited)
ASSETS:
Current Assets:
     Cash and cash equivalents                                                  $   675,525     $   704,809
     Nonoperating interests income receivable                                       356,561         312,349
                                                                                -----------     -----------
          Total Current Assets                                                    1,032,086       1,017,158
                                                                                -----------     -----------

Nonoperating interests in oil and gas
     properties, using full cost accounting                                       2,572,299       2,301,939
Less-Accumulated amortization                                                      (815,335)       (773,548)
                                                                                -----------     -----------
                                                                                  1,756,964       1,528,391
                                                                                -----------     -----------
                                                                                $ 2,789,050     $ 2,545,549
                                                                                ===========     ===========

LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                           $   259,475     $    14,716
                                                                                -----------     -----------

Interest Holders' Capital (2,866,912 Interest Holders'
                                  SDIs; $1.00 per SDI)                            2,504,975       2,553,769
     General Partners' Capital                                                       24,600          17,064
                                                                                -----------     -----------
           Total Partners' Capital                                                2,529,575       2,570,833
                                                                                -----------     -----------
                                                                                $ 2,789,050     $ 2,585,549
                                                                                ===========     ===========

                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                   2000            1999
                                                                                -----------     -----------
REVENUES:
     Income from nonoperating interests                                         $   146,412     $    82,220
     Interest income                                                                  8,436           7,821
                                                                                -----------     -----------
                                                                                    154,848          90,041
                                                                                -----------     -----------

COSTS AND EXPENSES:
     Amortization                                                                    81,787          53,385
     General and administrative                                                      15,820          15,408
                                                                                -----------     -----------
                                                                                     97,607          68,793
                                                                                -----------     -----------
 NET INCOME (LOSS)                                                              $    57,241     $    21,248
                                                                                ===========     ===========

Interest Holders' net income (loss)
     per SDI                                                                    $      0.01     $        --
                                                                                ===========     ===========

                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ---------------------------
                                                                                   2000            1999
                                                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                              $    57,241     $    21,248
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                               81,787          53,385
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income                 (44,212)         45,558
          receivable
               Increase (decrease) in accounts payable                              244,759             127
                                                                                -----------     -----------
          Net cash provided by (used in) operating activities                       339,575         120,318
                                                                                -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Additions to nonoperating interests in oil and gas properties                 (270,360)         (4,711)
     Proceeds from sales of nonoperating interests in oil and gas properties             --          (5,142)
                                                                                -----------     -----------
          Net cash provided by (used in) investing activities                      (270,360)         (9,853)
                                                                                -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                 (98,499)        (65,008)
                                                                                -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (29,284)         45,457
                                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    704,809         649,116
                                                                                -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   675,525     $   694,573
                                                                                ===========     ===========

                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by operating activities totaled $339,757 and $120,318 for the three months ended March 31, 2000 and 1999, respectively. The increase is due to an increase in net income as a result of higher commodity prices and an increase in payables, primarily due to the costs associated with the drilling of a development well during the first quarter of 2000. Cash distributions totaled $98,499 and $65,008 for the three months ended March 31, 2000 and 1999, respectively. The increase is related directly to the increase in oil and gas prices and the associated increase in income from nonoperating interests.

      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements. In early 2000, the Partnership's companion Operating Partnership participated in the drilling of a development well, in which the Partnership owns a nonoperating interest. The costs associated with the drilling of this well were originally reserved when the Interest Holders' contributions were used to purchase the nonoperating interests from the companion Operating Partnership, therefore, no funds were used from current cash flow for the drilling of this well.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS

      Income from nonoperating interests increased 78 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales increased $76,957 or 63 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 164 percent or $17.74/BBL to an average of $28.59/BBL and gas prices increased 62 percent or $1.01/MCF to an average of $2.63/MCF for the quarter. Current quarter production volumes decreased 17 percent as oil and gas production declined 30 percent and 8 percent, respectively, when compared to first quarter 1999 production volumes. Production declines were offset by increased oil and gas prices.

      Corresponding production costs per equivalent MCF increased 60 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 33 percent. The production costs increase is due to a workover performed on an oil unit in Wyoming during the first quarter of 2000 and an increase in severance taxes associated with the increase in oil and gas sales.

     Total amortization expense increased 53 percent or $28,402 in 2000 compared to first quarter 1999. This increase is a result of costs recorded in the first quarter of 2000 related to the drilling of an unsuccessful development well in which the Partnership owned a nonoperating interest and an increase in the Partnership's amortization rate resulting from a downward revision in reserve quantities, related to the unsuccessful development well, of 15,109 barrels of oil and 278 MMCF of natural gas or 369 MCFE, or 11% of the December 31, 1999 estimated oil reserve volume and 30% of the estimated gas reserve volume, or 21% of the total proved reserve volumes.

      During 2000, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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

                                         SWIFT ENERGY PENSION
                                         PARTNERS 1995-B, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     May 8, 2000         By:        /s/ John R. Alden
          -----------                    ---------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     May 8, 2000         By:        /s/ Alton D. Heckaman, Jr.
          -----------                    ---------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer