Form 10-K/A
period 1999-12-31
SWIFT ENERGY PENSION PARTNERS 1995 B LTD
filed 2000-06-01
CIK 1011474

Securities and Exchange Commission
                             Washington, D.C. 20549

                               AMENDMENT No. 1 TO
                                    FORM 10-K

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

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


     The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with approximately $10,967 and $79,567 over the next two years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements. In early 2000, the Partnership's companion Operating Partnership participated in the drilling of a development well, in which well the Partnership owns a nonoperating interest. The costs associated with the drilling of this well were originally reserved when the Interest Holders' contributions were used to purchase the nonoperating interests from the companion Operating Partnership, therefore, no funds were used from current cash flow for the drilling of this well.

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

     In early 2000, a development well in which the Partnership owns a nonoperating interest was unsuccessfully drilled and in March was plugged and abandoned. The Partnership anticipates that a significant downward reserve revision and the costs associated with the drilling of the well will be recorded in the first quarter of 2000, resulting in an increase in amortization expense in the year 2000.

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

(8) Subsequent Events (subsequent to the date of auditor's examination and unaudited) -

     Subsequent to the reserve estimate date of December 31, 1999, a development well in which the Partnership owns a nonoperating interest was unsuccessfully drilled and, in March 2000, was plugged and abandoned. The Partnership's estimated reserve quantities as of December 31, 1999 include proved non-developed reserves associated with this well of 15,109 barrels of oil and 278 MMCF of natural gas or 369 MMCFE, or 11% of the December 31, 1999 estimated oil reserve volume and 30% of the estimated natural gas reserve volumes, or 21% of the total proved reserve volumes.

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K for Swift Energy Pension Partners 1995-B, Ltd. for the year 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  SWIFT ENERGY PENSION
                                                  PARTNERS 1995-B, LTD.
                                                  (Registrant)

                                       By:        SWIFT ENERGY COMPANY
                                                  General Partner

Date:      May 16, 2000                By:        s/b A. Earl Swift
         -----------------------                  ------------------------------
                                                  A. Earl Swift
                                                  Chief Executive Officer

Date:      May 16, 2000                By:        s/b John R. Alden
         -----------------------                  ------------------------------
                                                  John R. Alden
                                                  Principal Financial Officer

Date:      May 16, 2000                By:        s/b Alton D. Heckaman, Jr.
         -----------------------                  ------------------------------
                                                  Alton D. Heckaman, Jr.
                                                  Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K for Swift Energy Pension Partners 1995-B, Ltd. for the year 1999 has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                  SWIFT ENERGY PENSION
                                                  PARTNERS 1996-B, LTD.
                                                  (Registrant)

                                         By:      SWIFT ENERGY COMPANY
                                                   General Partner

Date:      May 16, 2000                  By:      s/b A. Earl Swift
         -----------------------                  ------------------------------
                                                  A. Earl Swift
                                                  Director and Principal
                                                  Executive Officer

Date:      May 16, 2000                  By:      s/b Virgil N. Swift
         -----------------------                  ------------------------------
                                                  Virgil N. Swift
                                                  Director and Executive
                                                  Vice President - Business
                                                  Development

                   SWIFT ENERGY PENSION PARTNERS 1995-B, LTD.


                                   SIGNATURES



Date:      May 16, 2000                  By:      s/b G. Robert Evans
         -----------------------                  ------------------------------
                                                  G. Robert Evans
                                                  Director

Date:      May 16, 2000                  By:      s/b Raymond O. Loen
         -----------------------                  ------------------------------
                                                  Raymond O. Loen
                                                  Director

Date:      May 16, 2000                  By:      s/b Henry C. Montgomery
         -----------------------                  ------------------------------
                                                  Henry C. Montgomery
                                                  Director

Date:      May 16, 2000                  By:      s/b Clyde W. Smith, Jr.
         -----------------------                  ------------------------------
                                                  Clyde W. Smith, Jr.
                                                  Director

Date:      May 16, 2000                  By:      s/b Harold J. Withrow
         -----------------------                  ------------------------------
                                                  Harold J. Withrow
                                                  Director